Form 10QSB
period 2001-09-30
AM MARKETING INC
filed 2002-02-19
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2001 was 7,000,000.

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

     Condensed  Balance Sheets  September 30, 2001 (unaudited) and December    3
     31, 2000.

     Unaudited  Condensed  Statements of Operations  for the three and nine    4
     months ended September 30, 2001 and 2000, and cummulative from inception on December 31, 1998 through September 30, 2001

     Unaudited Condensed Statements of Cash Flows for the nine months ended    5
     September 30, 2001 and 2000, and cummulative from inception on December 31, 1998 through September 30, 2001

     Statement  of Changes  in  Stockholders'  equity  for the period  from    6
     inception, December 31, 1998 to September 30, 2001 (unaudited)

     Notes to Financial Statements (unaudited)                                 7

Item 2   Plan of operation

Part II - Other Information

Item 1. Legal Proceedings                                                      7

Item 2. Changes in Securities                                                  7

Item 6. Exhibits and Reports on Form                                           7

Signatures                                                                     7

                               AM MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                    September 30, December 31,
                                                         2001         2000
                                                     (unaudited)
                                                    ------------- ------------
                                     ASSETS

ASSETS                                              $           _ $          -
                                                    ============= ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable, officers/shareholders         $       4,330 $        470
Accounts payable, trade                                         _          750
                                                    ------------- ------------
Total Current Liabilities                                   4,330        1,220
                                                    ------------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)



Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding                                                 7,000        7,000
(Deficit) accumulated during the development stage        (11,330)      (8,220)
                                                    ------------- ------------
Total Stockholders' Equity (Deficit)                       (4,330)      (1,220)
                                                    ------------- ------------
                                                    $           _ $          _
                                                    ============= ============

The accompanying notes are an integral part of these financial statements

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Cummulative
                                                                                       from
                                                                                    December 31,
                                                                                        1998
                                            Three Months Ended   Nine Months Ended   (Inception)
                                              September 30,         September 30,         to
                                             2001       2000       2001       2000 September 30, 2001
                                       ---------- ---------- ---------- ----------   ------------
REVENUES                               $        - $        - $        - $        -   $          -
                                       ---------- ---------- ---------- ----------   ------------
EXPENSES
 General and administrative                 1,075        675      3,110      2,310         11,330
                                       ---------- ---------- ---------- ----------   ------------
Total expenses                              1,075        675      3,110      2,310         11,330
                                       ---------- ---------- ---------- ----------   ------------
NET (LOSS)                             $   (1,075) $    (675)$   (3,110)$   (2,310)  $    (11,330)
                                       ========== ========== ========== ==========   ============
NET (LOSS) PER SHARE                         *          *          *          *
                                       ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              7,000,000  7,000,000  7,000,000  7,000,000
                                       ========== ========== ========== ==========

* less than $.01 per share

   The accompanying notes are an integral part of these financial statements

                               AM MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Cummulative
                                                                                      from
                                                                                  December 31,
                                                                                      1998
                                                                Nine Months Ended  (Inception)
                                                                   September 30,        to
                                                                 2001       2000 September 30, 2001
                                                           ---------- ---------- -------------
OPERATING ACTIVITIES
   Net ( loss)                                             $   (3,110)$   (2,310) $    (11,330)
                                                           ---------- ---------- -------------
   Adjustments to reconcile net loss to
   net cash used by operating activities:
   Changes in operating assets and liabilities:

   Increase (decrease) in accounts payable                      3,110      2,310   m     4,330
                                                           ---------- ---------- -------------

   Net Cash (Used) by Operating Activities                          -          -        (7,000)
                                                           ---------- ---------- -------------
FINANCING ACTIVITIES
   Proceeds from sale of common stock                               -          -         7,000
                                                           ---------- ---------- -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      -          -         7,000
                                                           ---------- ---------- -------------
     NET INCREASE IN CASH                                           -          -             -
                                                           ---------- ---------- -------------
     CASH, BEGINNING OF PERIOD                                      -          -             -
                                                           ---------- ---------- -------------
     CASH, END OF PERIOD                                   $        - $        - $           -
                                                           ========== ==========  ============


   The accompanying notes are an integral part of these financial statements

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (Deficit)
                                                                                Accumulated
                                                                                 During the
                                                               Common Stock      Development
                                                          Shares          Amount    Stage        Total
                                                          ---------------------- ---------- ----------
(audited)
Balances, at inception                                              - $        - $        - $        -
  Issuance of stock
  at $.001 per share                                        7,000,000      7,000                 7,000
Net (loss)                                                                           (3,735)    (3,735)
                                                          ---------------------- ---------- ----------
Balances, December 31, 1999                                 7,000,000      7,000     (3,735)     3,265
Net (loss) for the year                                                              (4,485)    (4,485)
                                                          ---------------------- ---------- ----------
Balances, December 31, 2000                                 7,000,000      7,000     (8,220)    (1,220)
(unaudited)
Net (loss) for the quarter                                                             (960)      (960)
                                                          ---------------------- ---------- ----------
Balances, March 31, 2001                                    7,000,000      7,000     (9,180)    (2,180)
Net (loss) for the quarter                                                           (1,075)    (1,075)
                                                          ---------------------- ---------- ----------
Balances, June 30, 2001                                     7,000,000      7,000    (10,255)    (3,255)
Net (loss) for the quarter                                                           (1,075)    (1,075)
                                                          ---------------------- ---------- ----------
Balances, September 30, 2001(unaudited)                     7,000,000 $    7,000 $  (11,330) $  (4,330)
                                                           ========== ========== ========== ==========

    The accompanying notes are an integral part of these financial statements

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


AM MARKETING, INC.
(Registrant)

Date:  December 20, 2001

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director