Form 10KSB
period 2001-12-31
AM MARKETING INC
filed 2002-02-21
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended December 31, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2001 was 7,000,000.

                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Indenpendent Auditor's Report                                          2

        Balance Sheet                                                          3

        Statements Of Operations                                               4

        Statements Of Stockholder's Equity                                     5

        Statements of Cash Flows                                               6

        Notes to Financial Statements                                        7-8

Item 2   Plan of operation                                                     8

Part II - Other Information

Item 1. Legal Proceedings                                                      8

Item 2. Changes in Securities                                                  8

Item 6. Exhibits and Reports on Form                                           8

Signatures                                                                     8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
A M Marketing, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of A M Marketing, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2001, and for the period from December 31, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A M Marketing, Inc., as of December 31, 2001, and the results of its operations and its cash flows for each of each of the years in the two year period ended December 31, 2001 and for the period from December 31, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Braverman & Company, P.C.
Prescott, Arizona
January 15, 2002

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                                    December 31,
                                                                        2001
                                                                    ------------
                                     ASSETS

ASSETS                                                              $          -
                                                                    ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

     Accounts payable, officers/shareholders                        $      5,405
     Accounts payable, trade                                                   -
                                                                    ------------
     Total Current Liabilities                                             5,405
                                                                    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


     Common stock, par value $.001, 25,000,000
     shares authorized, 7,000,000 issued and
     outstanding                                                           7,000
     (Deficit) accumulated during the development stage                  (12,405)
                                                                    ------------

     Total Stockholders' Equity (Deficit)                                 (5,405)

                                                                    $          -
                                                                    ============



                 See accompanying notes to financial statements

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                       Cummulative
                                                                     from December 31,
                                                                           1998
                                                                        (Inception)
                                                      Years Ended           to
                                                      December 31,     December 31,
                                                     2001        2000       2000
                                                  ---------- ---------- ----------
                                                   $       -  $       -  $       -
                                                  ---------- ---------- ----------
REVENUE

EXPENSES
     General and adminstrative                         4,185      4,485     12,405
                                                  ---------- ---------- ----------

TOTAL EXPENSES                                         4,185      4,485     12,405
                                                  ---------- ---------- ----------
NET (LOSS)                                         $  (4,185) $  (4,485) $ (12,405)
                                                  ========== ========== ==========

NET (LOSS) PER COMMON SHARE-BASIC                  $       *  $       *
                                                  ========== ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                       7,000,000  7,000,000
                                                  ========== ==========
* Less than $(.01) per share


                 See accompanying notes to financial statements

                              A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                       Cummulative
                                                                     from December 31,
                                                                           1998
                                                                        (Inception)
                                                      Years Ended           to
                                                      December 31,     December 31,
                                                     2001        2000       2000
                                                  ---------- ---------- ----------
OPERATING ACTIVITIES
     Net (loss) from operations                    $  (4,185) $  (4,485) $ (12,405)
     Adjustments to reconcile net (loss) to net
      cash used by operating activities:
      Changes in-
       Accounts payable                                 (470)       470          -
       Shareholder advances                            4,655      4,015      5,405
                                                  ---------- ---------- ----------
     NET CASH (USED BY) OPERATING ACTIVITIES               -          -     (7,000)
                                                  ---------- ---------- ----------
FINANCING ACTIVITIES
     Proceeds from sale of common stock                    -          -      7,000
                                                  ---------- ---------- ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             -          -      7,000
                                                  ---------- ---------- ----------
     NET INCREASE IN CASH                                  -          -          -
                                                  ---------- ---------- ----------
     CASH, BEGINNING OF PERIOD                             -          -          -
                                                  ---------- ---------- ----------
     CASH, END OF PERIOD                           $       -  $       -  $       -
                                                  ========== ========== ==========

                 See accompanying notes to financial statements

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                             (Deficit)
                                                             Accumulated
                                                             During the
                                           Common Stock      Development
(audited)                             Shares          Amount    Stage        Total
                                      ----------- ---------- ---------- ----------
Balances, at inception                          - $        - $        - $        -
  Issuance of stock
  at $.001 per share                    7,000,000      7,000                 7,000
Net (loss) for the year                                          (3,735)    (3,735)
                                      ----------- ---------- ---------- ----------
Balances, December 31, 1999             7,000,000      7,000     (3,735)     3,265
Net (loss) for the year                                          (4,485)    (4,485)
                                      ----------- ---------- ---------- ----------
Balances, December 31, 2000             7,000,000      7,000     (8,220)    (1,220)
Net (loss) for the year                                          (4,185)    (4,185)
                                      ----------- ---------- ---------- ----------
Balances, December 31, 2001             7,000,000 $    7,000 $  (12,405)$   (5,405)
                                      =========== ========== ========== ==========

                 See accompanying notes to financial statements

                               A M MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

A M Marketing, Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed December 31, 1998. Since inception it has had no operations or revenues. The Company's objective is to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. The Company's year-end is December 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company has not commenced business as of December 31, 2001, accumulated deductible expenses incurred since inception of $12, 450, resulted in a $2,400 deferred tax asset. A valuation allowance of $2,400 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. For the year 2001 and 2000, the tax benefit and valuation allowance of equal amount were $ 837 and $897, respectively.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, office expenses, filing, resident agent fees and accounting and auditing services. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid or are payable by the principal shareholder who obtained the $7, 000 from the sale of the 7,000,000 shares of the Company's outstanding common stock.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the year covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


AM MARKETING, INC.
(Registrant)

Date: February 19, 2002

By:/s/Dick Ford
----------------------
Dick Ford
President and Director