Form 10QSB
period 2002-03-31
AM MARKETING INC
filed 2002-05-15
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 7,000,000.

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed  Balance  Sheets  March 31, 2002  (unaudited)  and
        December 31, 2001 .................................................... 3


        Unaudited Condensed Statements of Operations for the three months ended March 31, 2002 and 2001, and cummulative  from inception on
        December 31, 1998 through March 31, 2002 ............................. 4

        Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and cummulative  from inception on
        December 31, 1998 through March 31, 2002 ............................. 5

        Statement of Changes in Stockholders'  equity for the period from
        December 31, 1998 to March 31, 2002 (unaudited)....................... 6

        Notes to Financial Statements (unaudited)............................. 7

Item 2  Plan of operation .................................................... 7

Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form ......................................... 7

Signatures ................................................................... 7

                               AM MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                       March, 31, December 31,
                                                         2002         2001
                                                     (unaudited)
                                                    ------------- ------------
                                     ASSETS

ASSETS                                              $           _ $          -
                                                    ============= ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable, Officers                       $       7,315 $      5,405

   Total Current Liabilities                                7,315        5,405
                                                    ------------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000
   shares authorized, 7,000,000 issued and
   outstanding                                              7,000        7,000
   (Deficit) accumulated during the development stage     (14,315)     (12,405)
                                                    ------------- ------------

Total Stockholders' Equity (Deficit)                       (7,315)      (5,405)
                                                    ------------- ------------

                                                    $           - $          -
                                                    ============= ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


   The accompanying notes are an integral part of these financial statements

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Cummulative
                                                                  from
                                                                December 31,
                                                                   1998
                                         Three Months Ended    (Inception)
                                              March 31,             to
                                            2002       2001   March 31, 2002

                                       ---------- ---------- -------------
REVENUES                               $        - $        -             -
                                       ---------- ---------- -------------
EXPENSES
   General and administrative               1,910        960        14,315
                                       ---------- ---------- -------------
   Total expenses                           1,910        960        14,315
                                       ---------- ---------- -------------
NET (LOSS)                             $   (1,910)$     (960)$     (14,315)
                                       ========== ========== =============
NET (LOSS) PER SHARE                        *          *
                                       ========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               7,000,000  7,000,000
                                       ========== ==========

* less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

   The accompanying notes are an integral part of these financial statements

                               AM MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Cummulative
                                                                                   Cummulative
                                                                                      from
                                                                                  December 31,
                                                                                      1998
                                                              Three Months Ended   (Inception)
                                                                   March 31,           to
                                                               2002       2001   March 31, 2002
                                                           ---------- ---------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net ( loss)                                             $   (1,910) $    (960) $    (14,315)
Adjustments to reconcile net loss to                       ---------- ---------- -------------
net cash used by operating activities:
   Common stock issued for services                                                      7,000
Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                      1,910        960         7,315
                                                           ---------- ---------- -------------
   Cash (Used) by Operating Activities                              -          -             -
                                                           ---------- ---------- -------------
NET (DECREASE) IN CASH                                              -          -             -

CASH AT BEGINNING OF PERIOD,                                        -          -             -
                                                           ---------- ---------- -------------
CASH AT END OF PERIOD                                      $        -  $       -  $          -
                                                           ========== ========== =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


    The accompanying notes are an integral part of these financial statements

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (Deficit)
                                                                                Accumulated
                                                                                 During the
                                                               Common Stock      Development
                                                          Shares          Amount    Stage        Total
                                                          ---------------------- ---------- ----------
                                                          ---------------------- ---------- ----------
audited
Balances, at inception                                    $         - $        -  $       - $        -
   Issuance of stock
   at $.001 per share                                       7,000,000      7,000                 7,000
Net (loss)                                                                           (3,735)    (3,735)
                                                          ----------- ---------- ---------- ----------
Balances, December 31, 1999                                 7,000,000      7,000     (3,735)     3,265
Net (loss)                                                                           (4,485)    (4,485)
                                                          ----------- ---------- ---------- ----------
Balances, December 31, 2000                                 7,000,000      7,000     (8,220)    (1,220)
Net (loss)                                                                           (4,185)    (4,185)
                                                          ----------- ---------- ---------- ----------
Balances, December 31, 2001                                 7,000,000      7,000    (12,405)    (5,405)
(unaudited)
Net (loss) for the quarter                                                           (1,910)    (1,910)
                                                          ----------- ---------- ---------- ----------
Balances,March 31, 2002                                     7,000,000 $    7,000 $  (14,315)$   (7,315)
                                                          =========== ========== ========== ==========

    The accompanying notes are an integral part of these financial statements

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         Form 8-K was filed during the quarter covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


AM MARKETING, INC.
(Registrant)

Date:  May 14, 2002

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director