Form 10QSB
period 2003-06-30
AM MARKETING INC
filed 2003-07-15
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32317

                               A M MARKETING, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1010394
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2003 was 7,000,000.

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2003 (unaudited) and December 31, 2002 ...................... 3

        Unaudited Condensed Statements of Operations for the
        three and six months ended June 30, 2003 and 2002, and cummulative from inception on December 31, 1998 through June 30, 2003 ............ 4

        Unaudited Condensed Statements of Cash Flows for the
        three and six months ended June 30, 2003 and 2002, and cummulative from inception on December 31,1998 through June 30, 2003 ............. 5

        Statement of Changes in Stockholders' equity for the period from
        December 31, 1998 to June 30, 2003 (unaudited) ....................... 6

         Notes to Financial Statements (unaudited) ........................... 7

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

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 7

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                         June 30, December 31,
                                                           2003        2002
                                                    ------------- ------------
                                                      (unaudited)
                                     ASSETS
                                    --------

 ASSETS                                              $          -   $        -
                                                    ============= ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT LIABILITIES

   Accounts payable, Officers                        $     11,775  $     9,740
                                                    ------------- ------------

   Total Current Liabilities                               11,775        9,740
                                                    ------------- ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
   shares authorized, 7,000,000 issued and
   outstanding                                              7,000        7,000
  (Deficit) accumulated during the development stage      (18,775)     (16,740)
                                                    ------------- ------------


Total Stockholders' Equity (Deficit)                      (11,775)      (9,740)
                                                    ------------- ------------

                                                     $          -  $         -
                                                    ============= ============


   The accompanying notes are an integral part of these financial statements

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Cummulative
                                                                                        from
                                                                                     December 31,
                                                                                         1998
                                         Three Months Ended    Six Months Ended      (Inception)
                                               June 30,             June 30,             to
                                            2003       2002      2003       2002     June 30, 2003
                                       -----------------------------------------------------------
REVENUES                                $       -  $       -  $       -  $       -  $            -
                                       ---------- ---------- ---------- ---------- ---------------

EXPENSES
   General and administrative                 875        875      2,035      2,585          18,775
                                       ---------- ---------- ---------- ---------- ---------------

   Total expenses                             875        875      2,035      2,585          18,775
                                       ---------- ---------- ---------- ---------- ---------------

NET (LOSS)                              $    (875) $    (875) $  (2,035) $  (2,585) $      (18,775)
                                       ========== ========== ========== ========== ===============

NET (LOSS) PER SHARE                          *          *          *          *
                                       ========== ========== ========== ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             7,000,000  7,000,000  7,000,000  7,000,000
                                      =========== ========== ========== ==========

*  less than $.01 per share


   The accompanying notes are an integral part of these financial statements

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Cummulative
                                                                           from
                                                                       December 31,
                                                                           1998
                                                   Six Months Ended    (Inception)
                                                       June 30,            to
                                                    2003       2002   June 30, 2003
                                                ---------- ---------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES


OPERATING ACTIVITIES
   Net (loss) from operations                    $  (2,035) $  (2,585) $     (18,775)
                                                ---------- ---------- --------------
NET CASH (USED BY) OPERATING ACTIVITIES             (2,035)    (2,585)       (18,775)
                                                ---------- ---------- --------------
FINANCING ACTIVITIES
   Shareholder advances                              2,035      2,585         11,775
   Proceeds from sale of common stock                                          7,000
                                                ---------- ---------- --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            2,035      2,585         18,775
                                                ---------- ---------- --------------
NET INCREASE IN CASH                                     -          -              -

CASH, BEGINNING OF PERIOD                                -          -              -
                                                ---------- ---------- --------------
CASH, END OF PERIOD                              $       -  $       -  $           -
                                                ========== ========== ==============


      The accompanying notes are an integral part of these financial statements

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Deficit)
                                                                     Accumulated
                                                                     During the
                                                     Common Stock    Development
                                                  Shares      Amount    Stage        Total
                                               ---------------------- ---------- ----------
Balances, at inception                                   -  $       -  $       -  $       -
 Issuance of stock, January 12,1999
    at $.001 per share                           7,000,000      7,000                 7,000
 Net (loss) for the year                                                  (3,735)    (3,735)
                                               ----------- ---------- ---------- ----------

Balances, December 31, 1999                      7,000,000      7,000     (3,735)     3,265
 Net (loss) for the year                                                  (4,485)    (4,485)
                                               ----------- ---------- ---------- ----------

Balances, December 31, 2000                      7,000,000      7,000     (8,220)    (1,220)
  Net (loss) for the year                                                 (4,185)    (4,185)
                                               ----------- ---------- ---------- ----------
Balances, December 31, 2001                      7,000,000      7,000    (12,405)    (5,405)
  Net (loss) for the year                                                 (4,335)  , (4,335)
                                               ----------- ---------- ---------- ----------
Balances, December 31, 2002                      7,000,000      7,000    (16,740)    (9,740)
(unaudited)
 Net (loss) for the quarter                                               (1,160)    (1,160)
                                               ----------- ---------- ---------- ----------
Balances, March 31, 2003 (unaudited)             7,000,000  $   7,000  $ (17,900) $ (10,900)
 Net (loss) for the quarter                                                 (875)      (875)
                                               ----------- ---------- ---------- ----------
Balances, June 30, 2003 (unaudited)              7,000,000  $   7,000  $ (18,775) $ (11,775)
                                               =========== ========== ========== ==========

    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been made. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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


A M Marketing, Inc.
(Registrant)

Date:  July 11, 2003

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director

                                  EXHIBIT 99.1
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A M Marketing, Inc.;

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

Date: July 11, 2003
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

                                  EXHIBIT 99.2
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A M Marketing, Inc.;

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

Date: July 11, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 99.3
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of A M Marketing, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                                       /s/ Kevin Ericksteen
                                                       -------------------------
Date: Jult 11, 2003
                                                       Kevin Ericksteen
                                                       Chief Financial Officer

                                  EXHIBIT 99.4
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of A M Marketing, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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