Form 10QSB
period 2002-06-30
AM MARKETING INC
filed 2003-11-17
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2002 was 7,000,000.

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2002 (unaudited) and December 31, 2001 ...................... 3

        Unaudited Condensed Statements of Operations for the
        three and six months ended June 30, 2002 and 2001, and cumulative from inception on December 31, 1998 through June 30, 2002 ............ 4

        Unaudited Condensed Statements of Cash Flows for the
        three and six months ended June 30, 2002 and 2001, and cumulative from inception on December 31,1998 through June 30, 2002 ............. 5

        Statement of Changes in Stockholders' equity for the period from
        December 31, 1998 to June 30, 2002 (unaudited) ....................... 6

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


Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

Part I Financial Information

Item 1. Financial Statements


                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                  June 30,     December 31,
                                                    2002          2001
                                               -------------- --------------
                                                               (unaudited)
                                     ASSETS
                                    --------

 ASSETS                                         $           -  $           -
                                               ============== ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

      Shareholder advances                      $       7,990  $       5,405
                                               -------------- --------------

      Total Current Liabilities                         7,990          5,405
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                           7,000          7,000
     (Deficit) accumulated during the
     development stage                                (14,990)       (12,405)
                                               -------------- --------------


Total Stockholders' Equity (Deficit)                   (7,990)        (5,405)
                                               -------------- --------------

                                                $           -  $           -
                                               ============== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      Cumulative
                                                                                         from
                                                                                       December 31,
                                      Three Months Ended          Six Months Ended        1998
                                            June 30,                  June 30,         (Inception)
                                  ---------------------------------------------------       to
                                        2002         2001         2002         2001   June 30, 2002
                                  ------------ ------------ ------------ ------------ -------------
REVENUES                           $         -  $         -  $         -  $         -  $          -

                                  ------------ ------------ ------------ ------------ -------------
EXPENSES
  General and administrative               875        1,075        2,585        2,035        14,990
                                  ------------ ------------ ------------ ------------ -------------

  Total expenses                           875        1,075        2,585        2,035        14,990
                                  ------------ ------------ ------------ ------------ -------------

NET (LOSS)                         $      (875) $    (1,075) $    (2,585) $    (2,035) $    (14,990)
                                  ============ ============ ============ ============ =============

NET (LOSS) PER SHARE                       *            *            *            *
                                  ============ ============ ============ ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,000,000    7,000,000    7,000,000    7,000,000
                                  ============ ============ ============ ============
  *  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Cumulative
                                                                             from
                                                                         December 31,
                                                    Six Months Ended         1998
                                                         June 30,         (Inception)
                                               -------------------------      to
                                                     2002         2001  June 30, 2002
                                               ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net ( loss)                                  $     (2,585) $    (2,035) $   (14,990)
                                               ------------ ------------ ------------

      Net Cash (Used) by Operating Activities        (2,585)      (2,035)     (14,990)
                                               ------------ ------------ ------------

FINANCING ACTIVITIES
  Shareholder advances                                2,585        2,035        7,990
  Proceeds from sale of common stock                                            7,000
                                               ------------ ------------ ------------

                                               ------------ ------------ ------------
      Net Cash Provided by Financing Activities       2,585        2,035       14,990
                                               ------------ ------------ ------------

NET (DECREASE) IN CASH                                    -            -            -

CASH AT BEGINNING OF PERIOD,                              -            -            -
                                               ------------ ------------ ------------

CASH AT END OF PERIOD                           $         -  $         -  $         -
                                               ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                              (Deficit)
                                                            Accumulated
                                         Common Stock        During the
                                  -------------------------  Development
                                      Shares       Amount       Stage         Total
                                  ------------ ------------ ------------ ------------
audited
Balances, at inception                       -  $         -  $         -  $         -
   Issuance of stock
   at $.001 per share                7,000,000        7,000                     7,000
   Net (loss)                                                     (3,735)      (3,735)
                                  ------------ ------------ ------------ ------------
Balances, December 31, 1999          7,000,000        7,000       (3,735)       3,265

 Net (loss)                                                       (4,485)      (4,485)
                                  ------------ ------------ ------------ ------------
Balances, December 31, 2000          7,000,000        7,000       (8,220)      (1,220)
   Net (loss)                                                     (4,185)      (4,185)
                                  ------------ ------------ ------------ ------------
Balances, December 31, 2001          7,000,000        7,000      (12,405)      (5,405)
(unaudited)
  Net (loss) for the six months                                   (2,585)      (2,585)
                                  ------------ ------------ ------------ ------------
Balances, June 30, 2002 (unaudited)  7,000,000  $     7,000  $   (14,990) $    (7,990)
                                  ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENT

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been made. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits


     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.1 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K
         None

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


AM MARKETING, INC.
(Registrant)

Date:  October 22, 2003

By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

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

Date: October 22, 2003
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

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

Date: October 22, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AM MARKETING, INC. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: October 22, 2003                                Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AM MARKETING, INC. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: October 22, 2003                                 Kevin Ericksteen
                                                       Chief Executive Officer