Form 10KSB
period 2003-12-31
AM MARKETING INC
filed 2004-03-18
CIK 1133265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to______________

                         Commission File No.: 000-32317

                               A M Marketing, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                              86-1010394
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

Issuer's telephone number: 602-821-6492

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


                     Common Stock, Par Value $.001 Per Share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 0

As of December 31, 2003, we had 7,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, A M Marketing, Inc. is referred to herein as the "Company" or "We."

                               TABLE OF CONTENTS
                                                                            Page
Part I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  3
                The Company .................................................  3
                Business of the Company .....................................  3
                Employees ...................................................  3
ITEM 2  DESCRIPTION OF PROPERTIES ...........................................  3
ITEM 3  LEGAL PROCEEDINGS ...................................................  3
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS .............  3
ITEM 5  MARKET FOR  REGISTRANT'S  COMMON EQUITY & RELATED  STOCKHOLDER
        MATTERS .............................................................  3
                Market ......................................................  3
                Holders .....................................................  3
                Dividends ...................................................  3
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION &
        RESULTS OF OPERATION ................................................  4
                Plan of Operation ...........................................  4
                Forward-Looking Statements ..................................  4
ITEM 7  FINANCIAL STATEMENTS ................................................  5
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 13

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 14
                The Directors and Officers of the Company ................... 14
                Compliance with Section 16(a) of the Exchange Act ........... 14
ITEM 10 EXECUTIVE COMPENSATION .............................................. 14
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 14
                Security Ownership of Beneficial Owners ..................... 15
                Security Ownership of Management ............................ 15
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 15
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 15
                Exhibits .................................................... 15
                Reports on Form 8-K ......................................... 15
SIGNATURES .................................................................. 16

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                   The Company

A M Marketing, Inc. (the "Company") is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at 8776 East Shea, Suite B3A323, Scottsdale, AZ 85260. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

                             Business of the Company

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

                                    Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as he determines necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2003, there were approximately 30 holders of record of the Company's common stock.

                                    Dividends

The Company has not declared any cash dividends within the past two years of its common stock, nor does the Company anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

                                Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Financial Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

                           Forward-Looking Statements

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Financial Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

ITEM 7. FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT ............................................... F-1

BALANCE SHEET .............................................................. F-2

STATEMENTS OF OPERATIONS ................................................... F-3

STATEMENTS OF STOCKHOLDERS' EQUITY ......................................... F-4

STATEMENTS OF CASH FLOWS ................................................... F-5

NOTES TO FINANCIAL STATEMENTS ........................................ F-6 - F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
A M Marketing, Inc.
Kamloops, B.C. Canada

We have audited the accompanying balance sheet of A M Marketing, Inc. (a Nevada development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2003, and for the period from December 31, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A M Marketing, Inc., as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2003, and for the period from December 31, 1998 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Braverman & Company, P.C.
Prescott, Arizona
March 3, 2004



                                      F-1

                               A M Marketing, Inc.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003





                                     ASSETS
                                    -------

 CURRENT ASSETS                                            $           -
                                                          --------------

                                                           $           -
                                                          ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

       Accounts payable, officers/shareholders            $       14,098
                                                          --------------
       Total Current Liabilities                                  14,098
                                                          --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock, par value $.001, 25,000,000 shares
        authorized, 7,000,000 issued and outstanding               7,000
      (Deficit) accumulated during the development stage         (21,098)
                                                          --------------

                 Total Stockholders' Equity (Deficit)            (14,098)
                                                          --------------

                                                          $            -
                                                          ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M Marketing, Inc.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                               from December 31,
                                                                      1998
                                                                   (Inception)
                                                                        to
                                     Years Ended December 31,     December 31,
                                   ----------------------------- --------------
                                          2003           2002           2003
                                   -------------- -------------- --------------
REVENUE                             $           -  $           -  $           -
                                   -------------- -------------- --------------
EXPENSES
   General and adminstrative                4,358          3,660         21,098
                                   -------------- -------------- --------------

    TOTAL EXPENSES                          4,358          3,660         21,098
                                   -------------- -------------- --------------
NET (LOSS)                          $      (4,358) $      (3,660) $     (21,098)
                                   ============== ============== ==============

NET (LOSS) PER COMMON SHARE-BASIC   $          *   $          *
                                   ============== ============== ==============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING            7,000,000      7,000,000
                                   ============== ==============

* Less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M Marketing, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Deficit)
                                                                    Accumulated
                                               Common Stock          During the
                                    -----------------------------   Development
                                         Shares        Amount          Stage         Total
                                    -------------- -------------- -------------- --------------
Balances, at inception                           -  $           -  $           -  $           -
   Issuance of stock,
    January 12,1999
    at $.001 per share                   7,000,000          7,000                         7,000
   Net (loss) for the year                                                (3,735)        (3,735)
                                    -------------- -------------- -------------- --------------
Balances, December 31, 1999              7,000,000          7,000         (3,735)         3,265
   Net (loss) for the year                                                (4,485)        (4,485)
                                    -------------- -------------- -------------- --------------
Balances, December 31, 2000              7,000,000          7,000         (8,220)        (1,220)
   Net (loss) for the year                                                (4,185)        (4,185)
                                    -------------- -------------- -------------- --------------
Balances, December 31, 2001              7,000,000          7,000        (12,405)        (5,405)
   Net (loss) for the year                                                (4,335)        (4,335)
                                    -------------- -------------- -------------- --------------
Balances, December 31, 2002              7,000,000          7,000        (16,740)        (9,740)
   Net (loss) for the year                                                (4,358)        (4,358)
                                    -------------- -------------- -------------- --------------
Balances, December 31, 2003              7,000,000  $       7,000  $     (21,098) $     (14,098)
                                    ============== ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M Marketing, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                                                        from December 31,
                                                                                              1998
                                                                                            Inception
                                                              Years Ended December 31,         to
                                                           -----------------------------   December 31,
                                                                 2003           2002           2003
                                                           -------------- -------------- --------------
OPERATING ACTIVITIES
     Net (loss) from operations                             $      (4,358) $      (3,660) $     (21,098)
                                                           -------------- -------------- --------------

NET CASH (USED BY) OPERATING ACTIVITIES                            (4,358)        (3,660)       (21,098)
                                                           -------------- -------------- --------------
FINANCING ACTIVITIES
     Shareholder advances                                           4,358          3,660         14,098
     Proceeds from sale of common stock                                                -          7,000
                                                           -------------- -------------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,358          3,660         21,098
                                                           -------------- -------------- --------------

NET INCREASE IN CASH                                                    -              -              -
                                                           -------------- -------------- --------------

CASH, BEGINNING OF PERIOD                                               -              -              -
                                                           -------------- -------------- --------------

CASH, END OF PERIOD                                         $           -  $           -  $           -
                                                           ============== ============== ==============

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

Income Taxes

Income taxes in are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.


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


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
                                      F-6

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid by the principal shareholder, less the proceeds received from the sale of the 7,000,000 shares of the Company's common stock of $7, 000. As of December 31, 2003, the accumulated amount of such expenses owed to shareholder, net of the proceeds of common stock was $14,098.

NOTE 3 - INCOME TAXES

There was no current federal tax provision or benefit for any period since inception, nor were there any recorded deferred income tax assets as such amounts were completely offset by valuation allowances. All expenses incurred to date are considered start-up costs for income tax purposes, and will become deductible once the Company's business commences. Such costs are subject to amortization over a 5 year period, unless permanently capitalized. Therefore, the Company has no net operating loss carryovers for income tax purposes.

The following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

                                             Deferred     Valuation
                                             Tax Assets   Allowance   Balance
                                             ----------   ---------   --------
Deferred tax assets at December 31, 2002     $    3,348      (3,348)  $     -0-
Additions for 2003                                  872        (872)        -0-
                                             ----------   ---------   --------
Deferred tax assets at December 31, 2003     $    4,220   $  (4,220)  $     -0-
                                             ==========   =========   ========

The following is reconciliation from the expected statutory federal income tax provision to the Company's actual income tax (benefit) for the years ended December 31:

                                                                2003       2002
                                                             --------  --------
Expected income tax (benefit) at federal statutory tax rate  $ ( 872)  $  ( 867)
Valuation  allowance                                             872        867
                                                             --------  --------
Actual income tax (benefit)                                  $    -0-  $     -0-
                                                             ========  ========


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.
                                      F-7

SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure

     Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity

     This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

     Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

     The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.
                                      F-8

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                       Age                      Positions and Offices Held
----------------           ---                      --------------------------
Kevin Ericksteen           29                       Director/President

Deanna Olson               32                       Secretary, Treasurer and
                                                    Director

Kevin Ericksteen has been President and Director since January 12, 1999. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona. As Consultant at PalamesaInvestments in Kamloops, British Columbia, Mr. Ericksteen analyzed business opportunities, focusing on real estate feasibility as well as various chosen projects. As President at Palamesa Investments, his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange.

Deanna Olson has been Secretary and Director since January 12, 1999. Ms. Olson attended University College of the Cariboo in Kamloops, British Columbia. For the last five years she has worked as an administrative assistant for various publicly and privately held companies.

                Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of equity  securities  registered  pursuant to
Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officers and directors did not receive any salary, wage or other compensation. During the current fiscal year, the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2003, there were 7,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   3,325,000  Direct                47.5 %

Deanna Olson        Common   3,000,000  Direct                42.8%
--------------------------------------------------------------------------------
TOTAL
Common Shares:               6,325,000

Security Ownership of Management:
---------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   3,325,000  Direct                47.5 %
Director/President

Deanna Olson        Common   3,000,000  Direct                42.8%
Secretary/Treasurer
--------------------------------------------------------------------------------
TOTAL
Common Shares:               6,325,000

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                    Exhibits

     (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.1     Articles of Incorporation*

10.2     Bylaws*

* Incorporated by Reference on Form 10SB12G filed February 7, 2001, and amended on March 13, 2001.

31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1 Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.1 Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

A M Marketing, Inc.

Dated: March 15, 2004

By: /s/ Kevin Ericksteen
    --------------------
        Kevin Ericksteen
        President

By: /s/ Dianna Olson
    --------------------
        Dianna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2004

By: /s/ Kevin Ericksteen
    --------------------
        Kevin Ericksteen
        Director

By: /s/ Dianna Olson
    --------------------
        Dianna Olson
        Director