Form 10QSB
period 2004-09-30
AM MARKETING INC
filed 2004-11-03
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2004 was 7,000,000.

                                AM MARKETING INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I   Financial Information

  Item 1. Financial Statements:

         Condensed Balance Sheets
         September 30, 2004 (unaudited) and December 31, 2003 .................3

         Unaudited Condensed Statements of Operations for the
         three and nine months ended September 30, 2004 and 2003,
         and cummulative from inception on December 31, 1998 through
         September 30, 2004 ...................................................4

         Unaudited Condensed Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003, and cummulative from inception on December 31, 1998 through September 30, 2004 .......5

         Statement of Stockholders' equity for the period from
         December 31,1998 to September 30, 2004 (unaudited)....................6

         Notes to Financial Statements (unaudited) ............................7

  Item 2.Plan of operation ....................................................7

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



                                                     September 30,  December 31,
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
                                                     ============   ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                         $19,232        14,098
                                                     ------------   ------------
       Total Current Liabilities                           19,232        14,098
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
   (Deficit) accumulated during the
      development stage                                   (26,232)      (21,098)
                                                     ------------   ------------


Total Stockholders' Equity (Deficit)                      (19,232)      (14,098)
                                                     ------------   ------------
                                                         $      -       $     -
                                                     ============   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Cummulative
                                                                                from
                                                                              December 31,
                                                                                 1998
                                  Three Months Ended    Nine Months Ended     (Inception)
                                    September  30,       September 30,            to
                               --------------------------------------------  September 30,
                                   2004       2003       2004       2003         2004
                               -------------------------------------------- ---------------

REVENUES                        $         -  $       - $        -  $       -   $          -
                               ------------ ---------- ---------- ---------- --------------
EXPENSES
   General and administrative         1,416      1,285      5,134      3,320         26,232
                               ------------ ---------- ---------- ---------- --------------
   Total expenses                     1,416      1,285      5,134      3,320         26,232
                               ------------ ---------- ---------- ---------- --------------
NET (LOSS)                      $    (1,416)    (1,285)$   (5,134) $  (3,320)  $    (26,232)
                               ============ ========== ========== ========== ==============
NET (LOSS) PER SHARE                *           *          *         *
                               ============ ========== ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       7,000,000  7,000,000  7,000,000 7,000,000
                               ============ ========== ========== ==========
*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                AM MARKETING INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Cummulative
                                                                              from
                                                                          December 31,
                                                   Nine Months Ended          1998
                                                     September 30,        (Inception)
                                               -----------  ------------       to
                                                   2004       2003       September 30, 2004
                                               -----------  ------------  ---------------


CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES

         Net (loss) from operations             $   (5,134)  $    (3,320)   $     (26,232)
                                               -----------  ------------  ---------------
NET CASH (USED BY) OPERATING ACTIVITIES             (5,134)       (3,320)         (26,232)
                                               -----------  ------------  ---------------
FINANCING ACTIVITIES

         Shareholder advances                        5,134         3,320           26,232

         Proceeds from sale of common stock                                         7,000
                                               ------------ ------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            5,134         3,320           26,232
                                               -----------  ------------  ---------------

NET INCREASE IN CASH                                   -             -                  -


CASH, BEGINNING OF PERIOD                                                               -
                                               -----------  ------------  ---------------
CASH, END OF PERIOD                             $       -    $         -    $           -
                                               ===========  ============  ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                AM MARKETING INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Deficit)
                                                                      Accumulated
                                                   Common Stock       During the
                                             ------------------------ Development
                                               Shares       Amount      Stage         Total
                                            ------------ ------------ ------------ ------------

Balances, at inception                       $         -  $         -  $       -    $         -

 Issuance of stock, January 12,1999
    at $.001 per share                         7,000,000        7,000                    7,000
 Net (loss) for the year                                                    (3,735)     (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)      3,265
 Net (loss) for the year                                                    (4,485)     (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)     (1,220)
 Net (loss) for the year                                                    (4,185)     (4,185)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)     (5,405)
 Net (loss) for the year                                                    (4,335)     (4,335)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2002                    7,000,000        7,000      (16,740)     (9,740)
 Net (loss) for the year                                                    (4,358)     (4,358)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2003                    7,000,000        7,000      (21,098)    (14,098)
(unaudited)
 Net (loss) for the nine months
  ended September 30, 2004                                                  (5,134)     (5,134)
                                            ------------ ------------ ------------ ------------
Balances, September 30, 2004 (unaudited)       7,000,000  $     7,000  $   (26,232)  $ (19,232)
                                            ============ ============ ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

     AM MARKETING, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.




ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no substantially earned revenues since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.


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

Date: September 30, 2004

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

Date: September 30, 2004
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: September 30, 2004
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AM MARKETING INC. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: September 30, 2004                              Kevin Ericksteen
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AM MARKETING INC. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: September 30, 2004                               Kevin Ericksteen
                                                       Chief Financial Officer