Form 10QSB
period 2005-03-31
AM MARKETING INC
filed 2005-05-06
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2005 was 7,000,000.

                                AM MARKETING INC.
                          (A DEVELOPMENT STAGE COMPANY)

        TABLE OF CONTENTS

Part I Financial Information

Item 1. Financial Statements:

         Condensed Balance Sheets
         March 31, 2005(unaudited) and December 31, 2004 ......................3

         Unaudited Condensed Statements of Operations for the
         three months ended March 31, 2005 and 2004, and cumulative from inception on December 31, 1998 through March 31, 2005 ...........4

         Unaudited Condensed Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004, and cumulative from inception on December 31, 1998 through March 31, 2005 ...........5

         Statement of Stockholders' equity for the period from
         December 31, 1998 to March 31, 2005 (unaudited) ......................6

         Notes to Financial Statements (unaudited) ............................7

Item 2.   Plan of operation ...................................................7


Part II Other Information

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

Signatures ....................................................................8

Part I Financial Information

Item 1. Financial Statements




                              A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                      March, 31    December 31,
                                                        2005          2004
                                                     ------------  ------------
                                                                    (unaudited)
                                     ASSETS


 ASSETS                                              $          -  $          -
                                                     ============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

       Accounts payable, Officers                    $     23,158  $     20,703
                                                     ------------  ------------

       Total Current Liabilities                           23,158        20,703
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
 (Deficit)accumulated during the development stage        (30,158)      (27,703)
                                                     ------------  ------------


Total Stockholders' Equity (Deficit)                      (23,158)      (20,703)
                                                     ------------  ------------

                                                     $          -  $          -
                                                     ============  ============





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Cumulative
                                                                   from
                                                                December 31,
                                   Three Months Ended             1998
                                        March 31,              (Inception)
                                   -----------  ------------        to
                                      2005         2004       March 31, 2005
                                   -----------  ------------  ---------------
REVENUES                           $         -  $          -  $             -
                                   -----------  ------------  ---------------

EXPENSES
   General and administrative            2,455         2,427           30,158
                                   -----------  ------------  ---------------

   Total expenses                        2,455         2,427           30,158
                                   -----------  ------------  ---------------

NET (LOSS)                         $    (2,455) $     (2,427) $       (30,158)
                                   ===========  ============  ===============

NET (LOSS) PER SHARE                   *             *
                                   ==========   ============  ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,000,000     7,000,000
                                   ===========  ============

*  less than $.01 per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Cumulative
                                                                              from
                                                                           December 31,
                                                   Three Months Ended         1998
                                                      March 31,            (Inception)
                                               -------------------------       to
                                                   2005        2004       March 31, 2005
                                               -----------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
         Net (loss) from operations              $  (2,455)    $  (2,427) $       (30,158)
                                               -----------  ------------  ---------------

NET CASH (USED BY) OPERATING ACTIVITIES             (2,455)       (2,427)         (30,158)
                                               -----------  ------------  ---------------
FINANCING ACTIVITIES
         Shareholder advances                        2,455         2,427           23,158
         Proceeds from sale of common stock                                         7,000
                                               -----------  ------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            2,455         2,427           30,158
                                               -----------  ------------  ---------------

NET INCREASE IN CASH                                     -             -                -

CASH, BEGINNING OF PERIOD                                                               -
                                               -----------  ------------  ---------------

CASH, END OF PERIOD                            $         -  $          -  $             -
                                               -----------  ------------  ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                AM MARKETING INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Deficit)
                                                                      Accumulated
                                                   Common Stock       During the
                                             ------------------------ Development
                                               Shares       Amount      Stage         Total
                                            ------------ ------------ ------------ ------------

Balances, at inception                       $         -  $         -  $       -    $         -
                                            ------------ ------------ ------------ ------------
 Issuance of stock, January 12,1999
    at $.001 per share                         7,000,000        7,000                    7,000
 Net (loss) for the year                                                    (3,735)     (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)      3,265
 Net (loss) for the year                                                    (4,485)     (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)     (1,220)
 Net (loss) for the year                                                    (4,185)     (4,185)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)     (5,405)
 Net (loss) for the year                                                    (4,335)     (4,335)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2002                    7,000,000        7,000      (16,740)     (9,740)
 Net (loss) for the year                                                    (4,358)     (4,358)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2003                    7,000,000        7,000      (21,098)    (14,098)
 Net (loss) for the year                                                    (6,605)     (6,605)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2004                    7,000,000        7,000      (27,703)    (20,703)
(unaudited)
Nat (loss) for three months                                                 (2,455)     (2,455)
                                            ------------ ------------ ------------ ------------
Balances, March 31, 2005 (unaudited)           7,000,000  $     7,000  $   (30,158) $  (23,158)
                                            ============ ============ ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.



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

Date: May 05, 2005

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

Date: May 05, 2005
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: May 05, 2005
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AM MARKETING INC. (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: May 05, 2005                                     Kevin Ericksteen
                                                       Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AM MARKETING INC. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: May 05, 2005                                   Kevin Ericksteen
                                                     Chief Financial Officer