Form 10QSB
period 2005-06-30
AM MARKETING INC
filed 2005-09-01
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2005 was 7,000,000.

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



Item 1. Condensed Balance Sheets
        June 30, 2005 (unaudited) and December 31, 2004 .......................3

        Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004, and cumulative from inception on December 31, 1998 through June 30, 2005 .............4

        Unaudited Condensed Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004, and cumulative from inception on December 31, 1998 through June 30, 2005 .............5

        Statement of Stockholders' equity for the period from
        December 31, 1998 to June 30, 2005 (unaudited).........................6

        Notes to Financial Statements (unaudited) .............................7


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

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

Signatures ....................................................................8

Part I Financial Information

Item 1. Financial Statements


                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                       June 30,    December 31,
                                                         2005         2004
                                                     ------------  ------------
                                                      (unaudited)
                               ASSETS
                             ---------
 ASSETS                                              $          -  $          -
                                                     ============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

       Accounts payable, Officers                    $     24,449  $     20,703
                                                     ------------  ------------
       Total Current Liabilities                           24,449        20,703
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
 shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
 (Deficit) accumulated during the development stage       (31,449)      (27,703)
                                                     ------------  ------------
Total Stockholders' Equity (Deficit)                      (24,449)      (20,703)
                                                     ------------  ------------
                                                     $          -  $          -
                                                     ============  ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          Cumulative
                                                                                             from
                                                                                          December 31,
                                      Three Months Ended          Six Months Ended           1998
                                           June 30,                   June 30,            (Inception)
                                   -----------  -----------   -----------  -----------        to
                                      2005         2004         2005         2004        June 30, 2005
                                   -------------------------  ------------------------ -----------------
REVENUES                            $        -   $         -   $       -    $        -     $           -
                                   -----------  ------------  -----------  ----------- -----------------
EXPENSES
   General and administrative            1,291         1,291        3,746        3,718            31,449
                                   -----------  ------------  -----------  -----------  ----------------
   Total expenses                        1,291         1,291        3,746        3,718            31,449
                                   -----------  ------------  -----------  ----------- -----------------
NET (LOSS)                          $   (1,291)  $    (1,291)  $   (3,746)   $  (3,718)    $     (31,449)
                                   ===========  ============  ===========  =========== =================
NET (LOSS) PER SHARE                    *            *            *             *
                                   ===========  ============  ===========  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,000,000     7,000,000    7,000,000    7,000,000
                                   ===========  ============  ===========  ===========

*  less than $.01 per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Cumulative
                                                                              from
                                                                            December 31,
                                                                              1998
                                                     Six Months Ended      (Inception)
                                                        June 30,               to
                                               -------------------------  ---------------
                                                  2005          2004       June 30, 2005
                                               -----------  ------------  ---------------
OPERATING ACTIVITIES
         Net (loss) from operations              $  (3,746)   $   (3,718)  $      (31,449)
                                               -----------  ------------ ----------------
NET CASH (USED BY) OPERATING ACTIVITIES             (3,746)       (3,718)         (31,449)
                                               -----------  ------------  ---------------
FINANCING ACTIVITIES
         Shareholder advances                        3,746         3,718           24,449
         Proceeds from sale of common stock                                         7,000
                                               -----------  ------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            3,746         3,718           31,449
                                               -----------  ------------  ---------------
NET INCREASE IN CASH                                     -             -                -

CASH, BEGINNING OF PERIOD                                                               -
                                               -----------  ------------  ---------------
CASH, END OF PERIOD                             $        -    $        -   $            -
                                               -----------  ------------  ---------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                                        (Deficit)
                                                                      Accumulated
                                                    Common Stock       During the
                                            ------------------------- Development
                                               Shares       Amount       Stage        Total
                                            ------------ ------------ ------------- -----------
Balances, at inception                                 -   $        -   $        -   $        -
                                            ------------ ------------ ------------- -----------
 Issuance of stock, January 12,1999
    at $.001 per share                         7,000,000        7,000                     7,000
 Net (loss) for the year                                                   (3,735)      (3,735)
                                            ------------ ------------ ------------- -----------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)       3,265
 Net (loss) for the year                                                    (4,485)      (4,485)
                                            ------------ ------------ ------------- -----------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)      (1,220)
 Net (loss) for the year                                                    (4,185)      (4,185)
                                            ------------ ------------ ------------- -----------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)      (5,405)
 Net (loss) for the year                                                    (4,335)      (4,335)
                                            ------------ ------------ ------------- -----------
Balances, December 31, 2002                    7,000,000        7,000      (16,740)      (9,740)
 Net (loss) for the year                                                    (4,358)      (4,358)
                                            ------------ ------------ ------------- -----------
Balances, December 31, 2003                    7,000,000        7,000      (21,098)     (14,098)
 Net (loss) for the year                                                    (6,605)      (6,605)
                                            ------------ ------------ ------------- -----------
Balances, December 31, 2004                    7,000,000        7,000      (27,703)     (20,703)
(unaudited)
 Net (loss) for six months                                                  (3,746)      (3,746)
                                            ------------ ------------ ------------- -----------
Balances, June 30, 2005 (unaudited)            7,000,000   $    7,000   $  (31,449)  $  (24,449)
                                            ============ ============ ============= ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Date: August 26, 2005

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

Date: August 26, 2005
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: August 26, 2005
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

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


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: August 26, 2005                                 Kevin Ericksteen
                                                      Chief Executive Officer

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


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: August 26, 2005                                  Kevin Ericksteen
                                                     Chief Financial Officer