Form 10QSB
period 2005-09-30
AM MARKETING INC
filed 2005-11-10
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

           10135 E Via Linda Road, Suite D-224A, Scottsdale, AZ 85260
           ----------------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2005 was 7,000,000.

                               AM MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1.       Financial Statements:

              Condensed Balance Sheets
              September 30, 2005 (unaudited) and December 31, 2004............ 3

              Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and cumulative from inception on December 31, 1998 through September 30, 2005.. 4

              Unaudited Condensed Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004, and cumulative from inception on December 31, 1998 through September 30, 2005.. 5

              Statement of Stockholders' equity for the period from
              December 31, 1998 to September 30, 2005 (unaudited) ............ 6

              Notes to Financial Statements (unaudited)....................... 7

Item 2.       Plan of operation............................................... 7

Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

Certifications ............................................................... 9

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                        September 30,        December 31,
                                                             2005                2004
                                                     ----------------    ----------------
                                                         (unaudited)
                                     ASSETS
                                ----------------

 ASSETS                                              $           --      $           --
                                                     ================    ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                    $         25,865    $         20,703
                                                     ----------------    ----------------

       Total Current Liabilities                               25,865              20,703
                                                     ----------------    ----------------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                                   7,000               7,000
(Deficit) accumulated during the development stage            (32,865)            (27,703)
                                                     ----------------    ----------------

Total Stockholders' Equity (Deficit)                          (25,865)            (20,703)
                                                     ----------------    ----------------

                                                     $           --      $           --
                                                     ================    ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           Cumulative
                                                                                              from
                                                                                           December 31,
                                                                                              1998
                                       Three Months Ended           Nine Months Ended      (Inception)
                                         September 30,                September 30,             to
                                -------------------------- ----------------------------- September 30,
                                    2005           2004           2005           2004          2005
                                -----------    -----------    -----------    -----------    -----------

REVENUES                        $      --      $      --      $      --      $      --      $      --
                                -----------    -----------    -----------    -----------    -----------

EXPENSES
   General and administrative         1,416          1,416          5,162          5,134         32,865
                                -----------    -----------    -----------    -----------    -----------

   Total expenses                     1,416          1,416          5,162          5,134         32,865
                                -----------    -----------    -----------    -----------    -----------

NET (LOSS)                      $    (1,416)   $    (1,416)   $    (5,162)   $    (5,134)   $   (32,865)
                                ===========    ===========    ===========    ===========    ===========

NET (LOSS) PER SHARE                  *              *              *              *
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       7,000,000      7,000,000      7,000,000      7,000,000
                                ===========    ===========    ===========    ===========

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Cumulative
                                                                                          from
                                                                                       December 31,
                                                                                          1998
                                                           Nine Months Ended           (Inception)
                                                             September 30,                  to
                                              ------------------------------------    September 30,
                                                      2005                2004             2005
                                              ----------------    ----------------    ----------------

OPERATING ACTIVITIES
         Net (loss) from operations           $         (5,162)   $         (5,134)   $        (32,865)
                                              ----------------    ----------------    ----------------

NET CASH (USED BY) OPERATING ACTIVITIES                 (5,162)             (5,134)            (32,865)
                                              ----------------    ----------------    ----------------

FINANCING ACTIVITIES
         Shareholder advances                            5,162               5,134              25,865
         Proceeds from sale of common stock                                                      7,000
                                              ----------------    ----------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                5,162               5,134              32,865
                                              ----------------    ----------------    ----------------

NET INCREASE IN CASH                                      --                  --                  --

CASH, BEGINNING OF PERIOD                                                                         --
                                              ----------------    ----------------    ----------------

CASH, END OF PERIOD                           $           --      $           --             $    --
                                              ----------------    ----------------    ----------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          (Deficit)
                                                                         Accumulated
                                                    Common Stock         During the
                                           --------------------------    Development
                                              Shares         Amount         Stage          Total
                                           -----------    -----------    -----------    -----------
Balances, at inception                            --      $      --      $      --      $      --
 Issuance of stock, January 12,1999
    at $.001 per share                       7,000,000          7,000                         7,000
 Net (loss) for the year                                                      (3,735)        (3,735)
                                           -----------    -----------    -----------    -----------
Balances, December 31, 1999                  7,000,000          7,000         (3,735)         3,265
 Net (loss) for the year                                                      (4,485)        (4,485)
                                           -----------    -----------    -----------    -----------
Balances, December 31, 2000                  7,000,000          7,000         (8,220)        (1,220)
 Net (loss) for the year                                                      (4,185)        (4,185)
                                           -----------    -----------    -----------    -----------
Balances, December 31, 2001                  7,000,000          7,000        (12,405)        (5,405)
 Net (loss) for the year                                                      (4,335)        (4,335)
                                           -----------    -----------    -----------    -----------
Balances, December 31, 2002                  7,000,000          7,000        (16,740)        (9,740)
 Net (loss) for the year                                                      (4,358)        (4,358)
                                           -----------    -----------    -----------    -----------
Balances, December 31, 2003                  7,000,000          7,000        (21,098)       (14,098)
 Net (loss) for the year                                                      (6,605)        (6,605)
                                           -----------    -----------    -----------    -----------
Balances, December 31, 2004                  7,000,000          7,000        (27,703)       (20,703)
(unaudited)
 Net (loss) for nine months                                                   (5,162)        (5,162)
                                           -----------    -----------    -----------    -----------
Balances, September 30, 2005 (unaudited)     7,000,000    $     7,000    $   (32,865)   $   (25,865)
                                           ===========    ===========    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               A M MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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


AM MARKETING INC.
(Registrant)

Date: November 10, 2005

By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director