Form 10QSB
period 2007-03-31
AM MARKETING INC
filed 2007-08-17
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes ☐  No ☒

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of  March 31, 2007 was 7,000,000.

AM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and 2006, and cumulative from inception on December 31, 1998 through March 31, 2007	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and cumulative from inception on December 31, 1998 through March 31, 2007	5

	Statement of Stockholders' Deficit for the period from December 31, 1998 to March 31, 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of Operation	7

Part II	Other Information	7

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 6.	Exhibits and Reports on Form 8-K	7

	Signatures	8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A M MARKETING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$35,758	$34,029

Total Current Liabilities	35,758	34,029

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Accumulated deficit during the development stage	(42,758)	(41,029)

Total Stockholders' Deficit	(35,758)	(34,029)

	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A M MARKETING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			December 31,
			1998
	For The Three Months Ended		(Inception)
	March 31,		to
	2007	2006	March 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative	1,729	2,688	42,758

Total expenses	1,729	2,688	42,758

NET (LOSS)	$(1,729)	$(2,688)	$(42,758)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A M MARKETING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			December 31,
			1998
	For The Three Months Ended		(Inception)
	March 31,		to
	2007	2006	March 31, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(1,729)	$(2,688)	$(42,758)

NET CASH (USED BY) OPERATING ACTIVITIES	(1,729)	(2,688)	(42,758)

FINANCING ACTIVITIES
Accounts payable, related parties	1,729	2,688	35,758
Proceeds from sale of common stock	-	-	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,729	2,688	42,758

NET INCREASE IN CASH	(0)	(0)	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$(0)	$(0)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A M MARKETING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Accumulated
			Deficit
			During the
	Common Stock		Development
	Shares	Amount	Stage	Total
Balances, at inception	-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000		7,000
Net (loss) for the year			(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	(3,735)	3,265
Net (loss) for the year			(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	(8,220)	(1,220)
Net (loss) for the year			(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	(12,405)	(5,405)
Net (loss) for the year			(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	(16,740)	(9,740)
Net (loss) for the year			(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	(21,098)	(14,098)
Net (loss) for the year			(6,605)	(6,605)
Balances, December 31, 2004	7,000,000	7,000	(27,703)	(20,703)
Net (loss) for the year			(6,590)	(6,590)
Balances, December 31, 2005	7,000,000	7,000	(34,293)	(27,293)
Net (loss) for the year			(6,736)	(6,736)
Balances, December 31, 2006	7,000,000	$7,000	$(41,029)	$(34,029)
(unaudited)
Net (loss) for the period			(1,729)	(1,729)
Balances, March 31, 2007 (unaudited)	7,000,000	$7,000	$(42,758)	$(35,758)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AM MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006 have been made.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

Note 2. Going Concern

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

Form 8K filed 05-16-2007
Form 8K filed 06-15-2007

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

AM MARKETING INC.
(Registrant)

Date: July 23, 2007

By:/s/Kevin Ericksteen
Kevin Ericksteen
President and Director