Form 10-Q
period 2008-03-31
LONE MTN GOLD CORP.
filed 2008-09-22
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 000-32317

LONE MOUNTAIN GOLD CORP.
(Formerly AM Marketing, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA	86-1010394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10135 E Via Linda Road, Suite D-224A, Scottsdale, AZ 85260

(Address of principal executive office) (Zip Code)

602-821-6492

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2008 was 7,000,000.

LONE MOUNTAIN GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and cumulative from inception on December 31, 1998 through March 31, 2008	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and cumulative from inception on December 31, 1998 through March 31, 2008	5

	Statement of Stockholders' Deficit for the period from December 31, 1998 to March 31, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

Part II	Other Information	9

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

	Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$45,044	$41,550

Total Current Liabilities	45,044	41,550

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Accumulated deficit during the development stage	(52,044)	(48,550)

Total Stockholders' Deficit	(45,044)	(41,550)

Total Liabilities and Stockholders' accumulated Deficit	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			December 31,
			1998
	For The Three Months Ended		(Inception)
	March31,		to
	2008	2007	March 31, 2008

REVENUES	$-	$-	$-

EXPENSES
General and administrative	3,494	1,729	52,044

Total expenses	3,494	1,729	52,044

NET (LOSS)	$(3,494)	$(1,729)	$(52,044)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			December 31,
			1998
	For The Years Ended		(Inception)
	December 31,		to
	2007	2006	December 31, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(3,494)	$(1,729)	$(52,044)

NET CASH (USED BY) OPERATING ACTIVITIES	(3,494)	(1,729)	(52,044)

FINANCING ACTIVITIES
Accounts payable, related parties	3,494	1,729	45,044
Proceeds from sale of common stock	-	-	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,494	1,729	52,044

NET INCREASE IN CASH	0	0	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$0	$0	$-

SUPPLEMENTAL INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Accumulated
			Deficit
			During the
	Common Stock		Development
	Shares	Amount	Stage	Total
Balances, at inception	-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000		7,000
Net (loss) for the year			(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	(3,735)	3,265
Net (loss) for the year			(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	(8,220)	(1,220)
Net (loss) for the year			(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	(12,405)	(5,405)
Net (loss) for the year			(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	(16,740)	(9,740)
Net (loss) for the year			(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	(21,098)	(14,098)
Net (loss) for the year			(6,605)	(6,605)
Balances, December 31, 2004	7,000,000	7,000	(27,703)	(20,703)
Net (loss) for the year			(6,590)	(6,590)
Balances, December 31, 2005	7,000,000	7,000	(34,293)	(27,293)
Net (loss) for the year			(6,736)	(6,736)
Balances, December 31, 2006	7,000,000	$7,000	$(41,029)	$(34,029)
Net (loss) for the year			(7,521)	(7,521)
Balances, December 31, 2007	7,000,000	7,000	(48,550)	(41,550)

Net (loss) for the period			(3,494)	(3,494)
Balances, March 31, 2008, (unaudited)	7,000,000	$7,000	$(52,044)	$(45,044)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
Formerly known as AM Marketing, Inc.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the periods ended March 31, 2008 and 2007

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007 have been made.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2007.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financial Condition

The company is and has for some time relied on management to fund the cost of operations.  It is the intent of the company to continue to rely on management to fund the costs of carrying the company.   However management neither confirms nor denies that they will continue with such arrangement for any determined length of time.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There is no market for our companies stock as we are not publically traded, therefore we believe this to be not applicable.

ITEM 4.       CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the quarter ended June 30, 2008, our management became aware of potential problems in our disclosure controls and procedures in the customary course of the SEC’s review of the company’s Annual Report on Form 10-K for the year ended December 31, 2007. During this time the SEC issued a comment letter to us dated July 17, 2008, and a subsequent comment letter to us dated September 8, 2008 in response to the company’s Amendment to the Annual Report on Form 10-K/A filed with the SEC on September 5, 2008. The comment letters included comments indicating deficiencies in our Annual Report, as amended. These deficiencies included the failure of management to provide its report on internal control over financial reporting . As a result of such deficiencies, we have not filed our Annual Report for the year ended December 31, 2007 in a timely fashion and the SEC asked us in the September 5, 2008 comment letter to reconsider management’s conclusion in the Annual Report, as amended, regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal year in light of such deficiencies. As a result of management’s additional analysis and review of our disclosure controls and procedures during the preparation of Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on September 18, 2008, it was determined that the company lacked a formal description and implementation process for disclosure controls and procedures to ensure that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Furthermore it was determined that our Internal Controls over Financial Reporting were ineffective.  In the letter dated September 8, 2008, it was brought to our attention that we were deficient under several sections of Regulation S-B, being Items 308T(a)(1), 308T(a)(2), 308T(a)(3), and 308T(a)(4).  In our Second Amendment filed on September 18, 2008 we addressed these deficiencies, although still concluding that we were ineffective in our Internal Controls over Financial Reporting.

ITEM 4.       CONTROLS AND PROCEDURES. - continued

We believe that during the quarter ending December 31, 2008, we will be able to implement changes in our disclosure controls and procedures to prevent deficiencies in our disclosures. This will be done by adopting a written disclosure policy detailing compliance policies and procedures, and to the extent reasonably possible given our resources, working with securities attorneys and consultants to provide advice and assistance with implementing these procedures to ensure that our controls and procedures are adequate and effective.

Due to these deficiencies, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will be required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in light of resource constraints. The company will design its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, our management concluded that the company’s disclosure controls and procedures were not currently effective at reaching that level of reasonable assurance.

There was no change in our internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -    OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There are no legal proceedings at this time.

ITEM 1A.     RISK FACTORS.

None.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit #	Description
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO & CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

LONE MOUNTAIN GOLD CORP. (Registrant)

Date: September 18, 2008	By:	/s/ Kevin Ericksteen
Name: Kevin Ericksteen
Title: President and Director