Form 10-Q
period 2008-06-30
LONE MTN GOLD CORP.
filed 2008-09-22
CIK 1133265

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

602-821-6492

(Registrant's telephone number, including area code)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2008 was 7,000,000.

LONE MTN. GOLD CORP.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets June 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and cumulative from inception on December 31, 1998 through June 30, 2008	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and cumulative from inception on December 31, 1998 through June 30, 2008	5

	Statement of Stockholders' Deficit for the period from December 31, 1998 to June 30, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

Part II	Other Information	9

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

	Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$46,143	$41,550

Total Current Liabilities	46,143	41,550

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Accumulated deficit during the development stage	(53,143)	(48,550)

Total Stockholders' Deficit	(46,143)	(41,550)

Total Liabilities and Stockholders' accumulated Deficit	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					December 31,
					1998
	For The Three Months Ended		For The Six Months Ended		(Inception)
	June 30,		June 30,		to
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,099	2,861	4,593	4,589	53,143

Total expenses	1,099	2,861	4,593	4,589	53,143

NET (LOSS)	$(1,099)	$(2,861)	$(4,593)	$(4,589)	$(53,143)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			December 31,
			1998
	For The Six Months Ended		(Inception)
	June 30,		to
	2008	2007	June 30, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(4,593)	$(4,589)	$(53,143)

NET CASH (USED BY) OPERATING ACTIVITIES	(4,593)	(4,589)	(53,143)

FINANCING ACTIVITIES
Accounts payable, related parties	4,593	4,589	46,143
Proceeds from sale of common stock	-	-	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,593	4,589	53,143

NET INCREASE IN CASH	0	(0)	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$0	$(0)	$-

SUPPLEMENTAL INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MOUNTAIN GOLD CORP.
(FORMERLY KNOWN AS - A M MARKETING, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Accumulated
			Deficit
			During the
	Common Stock		Development
	Shares	Amount	Stage	Total
Balances, at inception	-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000		7,000
Net (loss) for the year			(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	(3,735)	3,265
Net (loss) for the year			(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	(8,220)	(1,220)
Net (loss) for the year			(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	(12,405)	(5,405)
Net (loss) for the year			(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	(16,740)	(9,740)
Net (loss) for the year			(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	(21,098)	(14,098)
Net (loss) for the year			(6,605)	(6,605)
Balances, December 31, 2004	7,000,000	7,000	(27,703)	(20,703)
Net (loss) for the year			(6,590)	(6,590)
Balances, December 31, 2005	7,000,000	7,000	(34,293)	(27,293)
Net (loss) for the year			(6,736)	(6,736)
Balances, December 31, 2006	7,000,000	$7,000	$(41,029)	$(34,029)
Net (loss) for the year			(7,521)	(7,521)
Balances, December 31, 2007	7,000,000	7,000	(48,550)	(41,550)
Net (loss) for the period			(4,593)	(4,593)
Balances, June 30, 2008, (unaudited)	7,000,000	$7,000	$(53,143)	$(46,143)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LONE MTN. GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been made.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Due to these deficiencies, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

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

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

LONE MTN. GOLD CORP.
(Registrant)

Date: September 18, 2008	By:	/s/ Kevin Ericksteen
Name: Kevin Ericksteen
Title: President and Director